Form 10-K
period 2001-12-31
BMW VEHICLE LEASE TRUST 2000-A; BMW AUTO LEASING LLC; FINANCIAL SERVICES VEHICLE TRUST; BMW MANUFACTURING LP
filed 2003-09-10
CIK 1120604, 1126530, 1126525, 1126531

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

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

                     (3)  Exhibits:

                     Exhibit 99.1  Servicer's Annual Statement of Compliance


                     Exhibit 99.2 Servicer's Annual Independent Accountant's Report


                     Exhibit 99.3  Sarbanes-Oxley Certification

          (b) Reports on Form 8-K filed with respect to fiscal year 2001.
              -----------------------------------------------------------

                     Form 8-K dated February 26, 2001

                     Form 8-K dated March 26, 2001

                     Form 8-K dated April 25, 2001

                     Form 8-K dated May 25, 2001

                     Form 8-K dated June 25, 2001

                     Form 8-K/A dated June 25, 2001

                     Form 8-K dated July 25, 2001

                     Form 8-K dated August 27, 2001

                     Form 8-K dated September 25, 2001

                     Form 8-K dated October 25, 2001

                     Form 8-K dated November 26, 2001

                     Form 8-K/A dated December 18, 2001

                     Form 8-K/A dated December 18, 2001

                     Form 8-K dated December 26, 2001

                     Form 8-K dated January 25, 2002

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

                                                BMW Vehicle Lease Trust 2000-A
                                                BMW Auto Leasing LLC
                                                Financial Services Vehicle Trust
                                                BMW Manufacturing LP

                                        Signed: BMW Financial Services NA, LLC,
                                                 as Servicer

Date: September 9, 2003                By: /s/ Gerald Holzmann
                                            ------------------------------------
                                            Gerald Holzmann
                                            Chief Financial Officer



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